Form 10-Q
period 1996-03-31
ROC COMMUNITIES INC
filed 1996-05-10
CIK 906325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                                         --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----     EXCHANGE ACT OF 1934

          For the transition period from ________ to  ________

          Commission file number   001-12258
                                 -------------


                              ROC COMMUNITIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


               MARYLAND                                  84-1226771
       ------------------------                    ---------------------
       (State of incorporation)                    (IRS Employer ID No.)


                    6430 So. Quebec St., Englewood, CO 80111
                    ----------------------------------------
          (Address of principal executive offices, including zip code)


                                 (303) 741-3707
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

Number of shares of common stock, $.01 par value, outstanding as of May 10, 1996: 12,423,500

                              ROC COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements (unaudited)

           Consolidated Balance Sheets as of March 31, 1996 and
                   December 31, 1995                                       2
           Consolidated Statements of Income for the Three
                   Months Ended March 31, 1996 and 1995                    3
           Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1996 and 1995                           4
           Notes to Consolidated Financial Statements                    5 - 6
           Supplemental Financial Information                            7 - 8

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9 - 11

PART II.   OTHER INFORMATION                                              12

SIGNATURES

PART I.  FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                      ASSETS                 MARCH 31,    DECEMBER 31,
                                                               1996           1995
                                                             ---------    ------------
                                                            (UNAUDITED)
Rental property, net                                         $ 279,061     $ 271,550
Mortgages receivable                                             4,895         4,913
Cash and cash equivalents                                        1,072           652
Deferred financing costs, net                                    2,235         2,450
Prepaid expenses and other assets, net                           5,620         5,637
                                                             ---------     ---------

   Total                                                     $ 292,883     $ 285,202
                                                             ---------     ---------
                                                             ---------     ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage debt                                               $  60,390     $  60,390
 Line of credit                                                 33,504        24,253
 Accounts payable and accrued expenses                           2,938         2,616
 Interest payable                                                  605           553
 Other liabilities                                                 961           911
 Distributions payable                                           5,032         4.845
                                                             ---------     ---------

   Total Liabilities                                           103,430        93,568
                                                             ---------     ---------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock ($.01 par value; 10,000,000 shares
   authorized, no shares issued)
 Common stock ($.01 par value; 90,000,000 shares
   authorized; 12,423,500 shares issued and outstanding)           124           124
 Additional paid-in capital                                    208,868       208,868
 Cumulative net income                                          23,427        20,577
 Cumulative distributions                                      (42,966)      (37,935)
                                                             ---------     ---------

   Total Stockholders' Equity                                  189,453       191,634
                                                             ---------     ---------

   Total                                                     $ 292,883     $ 285,202
                                                             ---------     ---------
                                                             ---------     ---------

                             See accompanying notes.

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             -----------------------
                                               1996           1995
                                             --------       --------
Revenues:
  Rental income                              $ 13,754       $ 11,847
  Management income                               343            281
  Other income                                    142            213
                                             --------       --------

    Total Revenue                              14,239         12,341
                                             --------       --------

Expenses:
  Property operations and maintenance           4,534          3,825
  Real estate taxes                             1,074            974
  General and administrative                      914            817
  Interest                                      1,687          1,061
  Amortization of debt costs                      216            264
  Depreciation and amortization                 2,964          2,587
                                             --------       --------

    Total Expenses                             11,389          9,528
                                             --------       --------

Net Income                                   $  2,850       $  2,813
                                             --------       --------
                                             --------       --------

Net Income Per Share                         $    .23       $    .23
                                             --------       --------
                                             --------       --------

Weighted Average Shares of
  Common Stock Outstanding                     12,424         12,424
                                             --------       --------
                                             --------       --------

                             See accompanying notes.

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                ------------------
                                                                  1996         1995
                                                                --------     --------
Cash Flows From Operating Activities:
  Net income                                                    $  2,850     $  2,813
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  2,964        2,587
    Amortization of debt costs                                       216          264
    Changes in operating assets and liabilities:
      Prepaid expenses and other assets                             (106)         177
      Accounts payable, accrued expenses, and other
      liabilities                                                    424          270
                                                                --------     --------
        Net cash provided by operating activities                  6,348        6,111
                                                                --------     --------

Cash Flows From Investing Activities:
  Acquisition of rental properties                                (9,900)      (2,578)
  Capital expenditures                                              (452)      (1,155)
  Disposition of rental properties                                                 17
  Collection of mortgages receivable                                  18           16
                                                                --------     --------
        Net cash used in investing activities                    (10,334)      (3,700)
                                                                --------     --------

Cash Flows From Financing Activities:
  Proceeds from line of credit                                    13,776
  Principal payments on line of credit                            (4,525)
  Principal payments on mortgages                                                 (67)
  Distributions paid                                              (4,845)      (4,721)
                                                                --------     --------
        Net cash provided by (used in) financing activities        4,406       (4,788)
                                                                --------     --------

Net Change In Cash and Cash Equivalents                              420       (2,377)
Cash and Cash Equivalents at Beginning of Period                     652        6,720
                                                                --------     --------
Cash and Cash Equivalents at End of Period                      $  1,072     $  4,343
                                                                --------     --------
                                                                --------     --------
Supplemental Cash Flow Information -
  Interest paid                                                 $  1,635     $  1,080
                                                                --------     --------
                                                                --------     --------

                             See accompanying notes.

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

     ROC Communities, Inc. and ROCF, Inc. ("Subsidiary") (collectively, the "Company") were organized on March 31, 1993 in Maryland. The Company operates as a real estate investment trust. The Company and its predecessors have been engaged in the ownership, management, acquisition, operation and expansion of manufactured home communities since 1979. The Company owned 67 communities (18,432 sites) located in 24 states and fee managed an additional 41 communities (9,609 sites) as of March 31, 1996. The Company provides management services for third party owners and affiliated entities.

     On December 20, 1995, the Company organized RCIP, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership, which is currently a totally-owned subsidiary of the Company, holds nominal assets, is free of liabilities and has not yet commenced operations. If the Company proceeds with an offering of unsecured non-convertible debt securities or seeks to effect a purchase of properties on a tax-deferred basis from the sellers of such properties, the Company will contribute substantially all of its assets or beneficial interest therein, subject to liabilities, to the Operating Partnership and will effect such debt offering or purchase through the Operating Partnership. Thereafter, the Company will conduct substantially all of its business through, and maintain control over, the Operating Partnership, and the Operating Partnership will not conduct any operations that are independent from those of the Company.

     The accompanying financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the periods presented are not necessarily indicative of the results for a full year.

2.   ACQUISITION OF RENTAL PROPERTIES

     The Company acquired one manufactured home community in January 1996 for cash of $9.425 million. The community is located in Cincinnati, Ohio and is comprised of 354 sites. The acquisition was funded from the Company's line of credit.

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONCLUDED)


3.   RENTAL PROPERTY

     The following summarizes rental property (in thousands):

                                               MARCH 31      DECEMBER 31,
                                                 1996            1995
                                               --------      ------------
     Land                                     $  64,904        $ 62,769
     Land improvements and buildings            233,821         225,719
     Furniture, fixtures and equipment            3,272           3,173
                                              ---------        --------
                                                301,997         291,661
     Accumulated depreciation                   (22,936)        (20,111)
                                              ---------        --------
     Rental property, net                     $ 279,061        $271,550
                                              ---------        --------
                                              ---------        --------

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping and clubhouses, storage buildings and common amenities.

4.   DISTRIBUTIONS

     The Company declared a distribution of $.405 per share on March 5, 1996 payable to shareholders of record on March 29, 1996. The distribution was paid on April 12, 1996.

5.   SUBSEQUENT EVENTS

     On May 2, 1996, the Company replaced its $45 million line of credit with a $50 million line of credit and $20 million term loan with the First National Bank of Chicago. The new loans are unsecured, and bear interest at LIBOR + 1.50%. The line of credit matures in April, 1999 and the term loan matures in April, 1997.

     On May 3, 1996, the Company's and the Operating Partnership's Registration Statement on Form S-3 (the "Registration Statement") was declared effective by the Securities and Exchange Commission. The Registration Statement registers the offer and sale by the Company and the Operating Partnership from time to time, of certain specified securities with an aggregate public offering price not to exceed $300 million.

                                    * * * * *

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
                       SUPPLEMENTAL FINANCIAL INFORMATION


FUNDS FROM OPERATIONS

The Company believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures". While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

In March 1995, NAREIT issued a White Paper which discusses NAREIT's views on certain interpretative issues under the definition of FFO and also encourages certain expanded disclosures relating to FFO in the periodic reports issued by REITs. The White Paper suggests that amortization of deferred financing costs and depreciation of non-rental real estate assets should no longer be added back to net income in calculating FFO. The Company reports FFO in accordance with the interpretative positions set forth in the White Paper. In addition, the Company provides the expanded disclosures encouraged by the White Paper. Accordingly, Item A presents FFO for the three months ended March 31, 1996 and 1995 in accordance with the NAREIT definition, giving effect to the interpretive positions of the White Paper. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. Item B sets forth the expanded disclosures encouraged by the White Paper.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   --------------------
                                                    1996         1995
                                                   -------     --------
                                                      (IN THOUSANDS)
A.   FUNDS FROM OPERATIONS

     Net Income                                    $ 2,850     $  2,813
     Add:
         Depreciation (1)                            2,811        2,450
         Amortization of other intangibles (2)         123          116
                                                   -------     --------
     Funds from operations                         $ 5,784     $  5,379
                                                   -------     --------
                                                   -------     --------

(1) Excludes depreciation of non-rental real estate assets of $31,000 and $21,000 for 1996 and 1995, respectively.

(2) Excludes amortization of debt costs of $216,000 and $264,000 for 1996 and 1995, respectively.

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
                       SUPPLEMENTAL FINANCIAL INFORMATION
                                   (CONCLUDED)


B.   CAPITAL EXPENDITURES

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   --------------------
                                                    1996         1995
                                                   ------      --------
                                                      (IN THOUSANDS)
     Normal recurring                              $   314     $    465
     Revenue producing                                 214          340
     Construction in progress                           41          410
                                                   -------     --------

                                                   $   569     $  1,215
                                                   -------     --------
                                                   -------     --------

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company owned 67 (18,432 homesites) and 63 (16,461 homesites) communities as of March 31, 1996 and 1995, respectively. In addition, the Company fee managed 41 (9,609 homesites) and 38 (9,293 homesites) communities as of March 31, 1996 and 1995, respectively.

At March 31, 1996, the Company had total assets of $292,883,000, consisting primarily of its manufactured housing communities, and total liabilities of $103,430,000, consisting primarily of mortgage debt of $60,390,000, line of credit borrowings of $33,504,000 and distributions payable of $5,032,000.

The Company derives its revenues principally from the rental of home sites at its manufactured home communities and, to a lesser extent, fee income from its property management business.

RESULTS OF OPERATIONS

During the first quarter of 1995, the Company acquired one 241 site community for $2,275,000 and during the first quarter of 1996, the Company acquired a 354 site community for $9,425,000. During the third quarter of 1995, the Company acquired three communities for $23,060,000 aggregating 1,589 sites.

The Company had revenues of $14,239,000 and $12,341,000 for the three months ended March 31, 1996 and 1995, respectively. Rental income increased $1,907,000 (16.10%). The increase included $614,000 (5.18%) related to the communities owned during both periods primarily as a result of rental increases at the communities. Management income increased $62,000 (22.06%) due to the addition of three fee-managed communities and rental increases at the communities. Other income decreased $71,000 (33.33%) primarily as a result of a reduction in interest income.

Property operations and maintenance increased $709,000 (18.54%). These expenses increased $205,000 (5.75%) for the communities owned during both periods primarily due to utility and repairs and maintenance expense increases of $139,000 at the communities resulting from rate and usage increases of utilities and increases of repairs and maintenance expenses caused by severe weather. Real estate taxes increased $100,000 (10.27%), and the communities owned during both periods accounted for $16,000 (1.63%) of the increase.
General and administrative expenses increased $97,000 (11.87%) as a result of adding additional office space at the corporate office and two regional offices and increased payroll expenses. Interest expense increased $626,000 (59%) as a result of the 1995 third quarter acquisitions that were funded from the Company's $45 million line of credit. Depreciation and amortization expenses increased $329,000 as a result of the 1995 and 1996 acquisitions.

The Company had net income of $2,850,000 and $2,813,000 for the three months ended March 31, 1996 and 1995, respectively. The increase in net income of $37,000 (1.32%) was primarily a result of the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


operations noted above and the 1995 third quarter acquisition of three communities and the 1996 first quarter acquisition of one community.

LIQUIDITY AND CAPITAL RESOURCES

 At March 31, 1996, the Company had cash of $1,072,000, cash reserves, established pursuant to the terms of the Company's mortgage debt for capital replacements and real property taxes, expected to be incurred during the year of $833,000, and other current assets of $1,347,000. At March 31, 1996, the Company had accounts payable and accrued expenses of $2,938,000 including property taxes payable of $1,403,000, distributions payable of $5,032,000, and other current liabilities of $604,000. At March 31, 1996, the Company had $3,000,000 available under its $3 million working capital line of credit and $11,496,000 available under its $45 million line of credit. The Company has $60,390,000 of mortgage debt (the "Mortgage Debt") which bears interest at a fixed rate of 7.16%. The mortgage debt is due and payable on August 1, 2000.
On March 31, 1996, the Company had $33,504,000 outstanding on its $45 million line of credit.

LIQUIDITY SOURCES AND REQUIREMENTS

On May 2, 1996, the Company replaced its $45 million line of credit with a new facility through the First National Bank of Chicago, that includes a $50 million line of credit (the "Line of Credit") and the availability of an additional $20 million that may be borrowed as a term loan (the "Term Loan"). The new loans are unsecured, and bear interest at LIBOR + 1.50%. The Line of Credit matures in April, 1999 and the Term Loan, if utilized, matures in April, 1997.

The Company declared a distribution of $5,032,000, or $.405 per share, on March 5, 1996 for stockholders of record on March 29, 1996. The distribution was paid on April 12, 1996.

The Company expects to meet its short-term liquidity requirements, principally distributions to stockholders and capital improvements to its communities, through funds generated from operations and working capital, including cash reserves established pursuant to the terms of the Mortgage Debt.

Expansion of existing manufactured home communities, acquisition of additional communities and the repayment of principal on the Mortgage Debt or any other debt incurred by the Company, represent the Company's principal long-term capital requirements. The Company does not expect to generate sufficient cash flow from operating activities to meet its long-term liquidity needs described above and intends to finance them primarily through additional equity offerings, borrowings under the Line of Credit, utilization of the Term Loan or alternative forms of financing or refinancing. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONCLUDED)


INFLATION

Substantially all of the leases at the communities allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     27.  Financial Data Schedules

 (b) Reports on Form 8-K

     None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROC COMMUNITIES, INC.
(Registrant)




By Steven G. Davis
  ----------------------------
Steven G. Davis
Executive Vice President,
Chief Financial Officer,
Principal Accounting Officer and Director

Date: May 10, 1996