Form 10-Q
period 1996-06-30
ROC COMMUNITIES INC
filed 1996-08-13
CIK 906325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------

     Commission file number 001-12258
                            ---------


                             ROC COMMUNITIES, INC.
                             ---------------------
           (Exact name of Registrant as specified in its charter)



           MARYLAND                            84-1226771
   ------------------------               ---------------------
   (State of incorporation)               (IRS Employer ID No.)


               6430 So. Quebec St., Englewood, CO 80111
    ------------------------------------------------------------
    (Address of principal executive offices, including zip code)


                           (303) 741-3707
                          ----------------
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

Number of shares of common stock, $.01 par value, outstanding as of August 13, 1996: 12,581,517

                         ROC COMMUNITIES, INC.
                              FORM 1O-Q
                                INDEX

                                                                     Page Number
                                                                     -----------

PART 1.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

          Consolidated Balance Sheets as of June 30, 1996 and
                 December 31, 1995                                         2
          Consolidated Statements of Income for the Three
                 Months Ended June 30, 1996 and 1995; Six Months
                 Ended June 30, 1996 and 1995                              3
          Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1996 and 1995                              4
          Notes to Consolidated Financial Statements                     5 - 7
          Supplemental Financial Information                             8 - 9

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10 - 12


PART 11.  OTHER INFORMATION                                               13


SIGNATURES

PART I.  FINANCIAL INFORMATION
 Item 1. Financial Statements

                     ROC COMMUNITIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS
                                                     JUNE 30,     DECEMBER 31,
                                                       1996           1995
                                                    -----------   ------------
                                                    (UNAUDITED)
Rental property, net                                 $307,202       $271,550
Mortgages receivable                                    4,877          4,913
Cash and cash equivalents                               2,303            652
Deferred financing costs, net                           2,567          2,450
Prepaid expenses and other assets, net                  6,879          5,637
                                                    -----------   ------------
    Total                                            $323,828       $285,202
                                                    -----------   ------------
                                                    -----------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage debt                                      $ 59,638       $ 60,390
  Line of credit                                       62,454         24,253
  Accounts payable and accrued expenses                 3,857          2,616
  Interest payable                                        643            553
  Other liabilities                                       940            911
  Distributions payable                                 5,096          4,845
                                                    -----------   ------------
    Total Liabilities                                 132,628         93,568
                                                    -----------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock ($.01 par value; 10,000,000
   shares authorized, no shares issued)
  Common stock ($.01 par value; 90,000,000 shares
   authorized; 12,581,517 and 12,423,500 shares
   issued and outstanding)                                126            124
  Additional paid-in capital                          212,595        208,868
  Cumulative net income                                26,541         20,577
  Cumulative distributions                            (48,062)       (37,935)
                                                    -----------   ------------
    Total Stockholders' Equity                        191,200        191,634
                                                    -----------   ------------
    Total                                             323,828        285,202
                                                    -----------   ------------
                                                    -----------   ------------

                           See accompanying notes.

                     ROC COMMUNITIES, INC.  AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                            ------------------      ------------------
                                             1996       1995         1996       1995
                                            -------    -------      -------    -------
Revenues:
  Rental income                             $14,091    $11,878      $27,845    $23,725
  Management income                             345        304          688        585
  Other income                                  247        283          389        496
                                            -------    -------      -------    -------
    Total Revenue                            14,683     12,465       28,922     24,806
                                            -------    -------      -------    -------
Expenses:
  Property operations and maintenance         4,574      3,860        9,108      7,685
  Real estate taxes                           1,111        910        2,185      1,884
  General and administrative                    925        760        1,839      1,577
  Interest                                    1,797      1,065        3,484      2,126
  Amortization of debt costs                    159        264          374        528
  Depreciation and amortization               3,003      2,648        5,968      5,235
                                            -------    -------      -------    -------
    Total Expenses                           11,569      9,507       22,958     19,035
                                            -------    -------      -------    -------
Net Income                                  $ 3,114    $ 2,958      $ 5,964    $ 5,771
                                            -------    -------      -------    -------
                                            -------    -------      -------    -------
Net Income Per Share                        $   .25    $   .24      $   .48    $   .46
                                            -------    -------      -------    -------
                                            -------    -------      -------    -------
Weighted Average Shares of Common Stock
 Outstanding                                 12,429     12,424       12,426     12,424
                                            -------    -------      -------    -------
                                            -------    -------      -------    -------

                            See accompanying notes.

                     ROC COMMUNITIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1996       1995
                                                              --------    -------
Cash Flows From Operating Activities:
  Net income                                                  $  5,964    $ 5,771
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                5,968      5,235
    Amortization of debt costs                                     374        528
    Changes in operating assets and liabilities:
      Prepaid expenses and other assets                         (1,973)      (122)
      Accounts payable, accrued expenses, and other
       liabilities                                               1,360         64
                                                              --------    -------
        Net cash provided by operating activities               11,693     11,476
                                                              --------    -------
Cash Flows From Investing Activities:
  Acquisition of rental properties                             (35,733)    (3,118)
  Capital expenditures                                          (1,917)    (2,616)
  Collection of mortgages receivable                                36         32
                                                              --------    -------
        Net cash used in investing activities                  (37,614)    (5,702)
                                                              --------    -------
Cash Flows From Financing Activities:
  Proceeds from line of credit                                  78,755
  Principal payments on line of credit                         (40,554)
  Principal payments on mortgages                                 (752)      (152)
  Distributions paid                                            (9,877)    (9,566)
                                                              --------    -------
        Net cash provided by (used in) financing activities     27,572     (9,718)
                                                              --------    -------
Net Change In Cash and Cash Equivalents                          1,651     (3,944)
Cash and Cash Equivalents at Beginning of Period                   652      6,720
                                                              --------    -------
Cash and Cash Equivalents at End of Period                    $  2,303      2,776
                                                              --------    -------
                                                              --------    -------
Supplemental Cash Flow Information - Interest paid            $  3,386    $ 2,162
                                                              --------    -------
                                                              --------    -------
Supplemental disclosure of non-cash investing and financing
 activities:
  Issuance of common stock for acquisitions                   $  3,728

                            See accompanying notes.

                    ROC COMMUNITIES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   GENERAL

     ROC Communities, Inc. and ROCF, Inc. ("Subsidiary") (collectively, the "Company") were organized on March 31, 1993 in Maryland. The Company operates as a real estate investment trust. The Company and its predecessors have been engaged in the ownership, management, acquisition, operation and expansion of manufactured home communities since 1979. The Company owned 70 communities (20,514 sites) located in 23 states and fee managed an additional 36 communities (7,276 sites) as of June 30, 1996. The Company provides management services for third party owners and affiliated entities.

     On December 20, 1995, the Company organized RCIP, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership, which is currently a totally-owned subsidiary of the Company, holds nominal assets and liabilities. If the Company proceeds with an offering of unsecured non-convertible debt securities or seeks to effect a purchase of properties on a tax-deferred basis from the sellers of such properties, the Company will contribute substantially all of its assets or beneficial interest therein, subject to liabilities, to the Operating Partnership and will effect such debt offering or purchase through the Operating Partnership. Thereafter, the Company will conduct substantially all of its business through, and maintain control over, the Operating Partnership, and the Operating Partnership will not conduct any operations that are independent from those of the Company.

     On June 26, 1996, the Company organized Redwood Acquisition Corp., a Maryland corporation (the "RAC"). RAC, which is a totally-owned subsidiary of the Company, acquired two communities in June 1996.

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

2.   ACQUISITION/SALE OF RENTAL PROPERTIES

     The Company acquired one manufactured home community in January 1996 for cash of $9.425 million. The community is located in Cincinnati, Ohio and is comprised of 354 sites. The acquisition was funded from the Company's $45 million line of credit.

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     The Company acquired one manufactured home community in April 1996 for cash of $4 million. The community is located in Albany, New York and is comprised of 235 sites. In May 1996, the Company acquired one manufactured home community for cash of $800,000. The community is located in Shreveport, Louisiana and is comprised of 448 sites. In June 1996, RAC acquired two communities for $25.5 million. The communities are located in Thornton, Colorado and aggregate 1,512 sites. These acquisitions were funded from the Company's $50 million line of credit, $20 million term loan, and issuance of 158,017 shares of non-voting redeemable stock.

     In June 1996, the Company sold one 113 site community in Yuma, Arizona for $1.180 million.

3.   RENTAL PROPERTY

     The following summarizes rental property (in thousands):

                                                    JUNE 30,  DECEMBER 31,
                                                      1996        1995
                                                    --------  ------------
     Land                                           $ 70,394   $ 62,769
     Land improvements and buildings                 258,805    225,719
     Furniture, fixtures and equipment                 3,690      3,173
                                                    --------  ----------
                                                     332,889    291,661
     Accumulated depreciation                        (25,687)   (20,111)
                                                    --------  ----------
     Rental property, net                           $307,202   $271,550
                                                    --------  ----------
                                                    --------  ----------

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping and clubhouses, storage buildings and common amenities.

4.   DISTRIBUTIONS

     The Company declared a distribution of $.405 per share on June 14, 1996 payable to stockholders of record on June 30, 1996. The distribution was paid on July 15, 1996.

5.   LINE OF CREDIT

     On May 2, 1996, the Company replaced its $45 million line of credit with a $50 million line of credit and $20 million term loan with the First National Bank of Chicago. The new loans are unsecured, and bear interest at LIBOR + 1.50%. The line of credit matures in April, 1999 and the term loan matures in April, 1997.

                      ROC COMMUNITIES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONCLUDED)

6.   PROPOSED MERGER

     On July 18, 1996, the Company announced that it had signed an Agreement and Plan of Merger, dated as of July 17, 1996, among the Company, Chateau Properties, Inc., a Maryland corporation ("Chateau"), Chateau Communities, Inc., a newly-formed Maryland corporation ("Chateau Communities") organized by the Company and Chateau, and R Acquisition Sub, Inc., a newly-formed Maryland corporation and a subsidiary of Chateau Communities ("Rsub"), which contemplates a strategic business combination transaction pursuant to which Chateau will merge with Chateau Communities, with Chateau Communities surviving such merger (the "Chateau Merger"), and the Company will merge with Rsub, with the Company surviving such merger (the "ROC Merger" and, together with the Chateau Merger, the "Mergers").

     As a result of the Mergers, each outstanding share of common stock, par value $.01 per share, of the Company ("ROC Common Stock") and non-voting redeemable stock, par value $.01 per share, of the Company ("ROC Non-Voting Stock") will be converted into 1.042 shares of common stock, par value $.0001 per share, of Chateau Communities ("Chateau Communities Common Stock"), and each outstanding share of common stock, par value $.01 per share, of Chateau ("Chateau Common Stock") will be converted into one share of Chateau Communities Common Stock. The Mergers are subject to a number of conditions, as described in the Merger Agreement. The Mergers are expected to be completed in the fourth quarter of 1996 and are subject to approval by the stockholders of both the Company and Chateau as well as customary regulatory and other conditions.

                                   * * * * *

                    ROC COMMUNITIES, INC.  AND SUBSIDIARY
                     SUPPLEMENTAL FINANCIAL INFORMATION


FUNDS FROM OPERATIONS

The Company believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures". While the Company believes that FFO is the most relevant and widely used measure of operating performance for equity REITs, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

In March 1995, NAREIT issued a White Paper which discusses NAREIT's views on certain interpretative issues under the definition of FFO and also encourages certain expanded disclosures relating to FFO in the periodic reports issued by REITs. The White Paper suggests that amortization of deferred financing costs and depreciation of non-rental real estate assets should no longer be added back to net income in calculating FFO. The Company reports FFO in accordance with the interpretative positions set forth in the White Paper. In addition, the Company provides the expanded disclosures encouraged by the White Paper. Accordingly, Item A presents FFO for the three months ended June 30, 1996 and 1995 in accordance with the NAREIT definition, giving effect to the interpretive positions of the White Paper. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. Item B sets forth the expanded disclosures encouraged by the White Paper.


                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                                 ------------------
                                                   1996      1995
                                                 --------   -------
                                                    (IN THOUSANDS)
A.   FUNDS FROM OPERATIONS

     Net Income                                    $3,114   $ 2,958
     Add:
         Depreciation (1)                           2,853     2,507
         Amortization of other intangibles (2)        117       118
                                                 --------   -------
     Funds from operations                         $6,084    $5,583
                                                 --------   -------
                                                 --------   -------

- ------------------
(1) Excludes depreciation of non-rental real estate assets of $33,000 and $23,000 for 1996 and 1995, respectively.
(2) Excludes amortization of debt costs of $159,000 and $264,000 for 1996 and 1995, respectively.

               ROC COMMUNITIES, INC. AND SUBSIDIARY SUPPLEMENTAL
                            FINANCIAL INFORMATION
                                   (CONCLUDED)


B.   CAPITAL EXPENDITURES

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                                 ------------------
                                                   1996      1995
                                                 --------   -------
                                                    (IN THOUSANDS)

     Normal recurring                              $  702    $  640
     Revenue producing                                553       811
     Construction in progress                         338       202
                                                 --------   -------
                                                   $1,593    $1,653
                                                 --------   -------
                                                 --------   -------

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company owned 70 (20,514 homesites) and 63 (16,489 homesites) communities as of June 30, 1996 and 1995, respectively. In addition, the Company fee managed 36 (7,276 homesites) and 38 (9,293 homesites) communities as of June 30, 1996 and 1995, respectively.

At June 30, 1996, the Company had total assets of $323,828,000, consisting primarily of its manufactured housing communities, and total liabilities of $132,628,000, consisting primarily of mortgage debt of $59,638,000, line of credit borrowings of $62,454,000 and distributions payable of $5,096,000.

The Company derives its revenues principally from the rental of homesites at its communities and, to a lesser extent, fee income from its property management business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995.

During the second quarter of 1996, the Company acquired four communities aggregating 2,213 homesites for $30,300,000 as compared to the second quarter of 1995 in which the Company had no acquisitions.

The Company had revenues of $14,683,000 and $12,465,000 for the three months ended June 30, 1996 and 1995, respectively. Rental income increased $2,213,000 (18.63%). The increase included $664,000 (5.59%) related to the communities owned during both periods primarily as a result of rental increases and utility pass-throughs. Management income increased $41,000 (13.49%) primarily due to rental increases at the communities. Other income decreased $36,000 (12.72%) primarily as a result of a reduction in interest income.

Property operations and maintenance increased $714,000 (18.5%). These expenses increased $144,000 (3.94%) for the communities owned during both periods primarily due to utility expense increases of $82,000 resulting from rate and usage increases. Real estate taxes increased $201,000 (22.09%), of which the communities owned during both periods accounted for $24,000 (2.55%). General and administrative expenses increased $165,000 (21.71%) as a result of adding additional office space at the corporate office and two regional offices and increased payroll expenses. Interest expense increased $732,000 (68.73%) as a result of the 1996 acquisitions that were funded from the Company's $45 million line of credit, $50 million line of credit ("the Line of Credit"), or $20 million term loan (the "Term Loan"). Depreciation and amortization expenses increased $250,000 as a result of the 1996 acquisitions.

The Company had net income of $3,114,000 and $2,958,000 for the three months ended June 30, 1996 and 1995, respectively. The increase in net income of $156,000 (5.27%) was primarily a result of the operations noted above and the 1996 acquisitions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The Company had revenues of $28,922,000 and $24,806,000 for the six months ended June 30, 1996 and 1995, respectively. Rental income increased $4,120,000 (17.37%). The increase included $1,278,000 (5.39%) related to the communities owned during both periods primarily as a result of rental increases at the communities. Management income increased $103,000 (17.61%) due to the addition of five fee-managed communities and rental increases at the communities. Other income decreased $107,000 (21.57%) primarily as a result of a reduction in interest income.

Property operations and maintenance increased $1,423,000 (18.52%). These expenses increased $402,000 (5.58%) for the communities owned during both periods primarily due to utility expense increases of $224,000 at the communities resulting from rate and usage increases and increases in maintenance expenses of $63,000. Real estate taxes increased $301,000 (15.98%), and the communities owned during both periods accounted for $40,000 (2.09%) of the increase. General and administrative expenses increased $262,000 (16.61%) as a result of adding additional office space at the corporate office and two regional offices and increased payroll expenses. Interest expense increased $1,358,000 (63.88%) as a result of the acquisitions that were funded from the Company's $45 million line of credit, the Line of Credit or the Term Loan. Depreciation and amortization expenses increased $733,000 as a result of the 1995 and 1996 acquisitions.

The Company had net income of $5,964,000 and $5,771,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in net income of $193,000 (3.34%) was primarily a result of the operations noted above and the 1995 third quarter acquisition of three communities and the 1996 acquisitions of five communities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash of $2,303,000, cash reserves, established pursuant to the terms of the Company's mortgage debt for capital replacements and real property taxes, expected to be incurred during the year of $1,157,000, and other current assets of $1,251,000. At June 30, 1996, the Company had accounts payable and accrued expenses of $3,857,000 including property taxes payable of $1,875,000, distributions payable of $5,096,000, and other current liabilities of $643,000. At June 30, 1996, the Company had $3,000,000 available under its $3 million working capital line of credit and $7,546,000 available under its $50 million line of credit. The Company has $59,638,000 of mortgage debt (the "Mortgage Debt") which bears interest at a fixed rate of 7.16%. The mortgage debt is due and payable on August 1, 2000. On May 2, 1996, the Company replaced its $45 million line of credit with a new facility through the First National Bank of Chicago, that includes the Line of Credit and the Term Loan. The new loans are unsecured, and bear interest at LIBOR + 1.50%. The Line of Credit matures in April, 1999 and the Term Loan matures in April, 1997. On
June 30, 1996, the Company had $42,454,000 outstanding on its $50 million Line of Credit and $20 million outstanding on its Term Loan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONCLUDED)


The Company declared a distribution of $5,096,000, or $.405 per share, on June 14, 1996 for stockholders of record on June 30, 1996. The distribution was paid on July 15, 1996.

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

On July 18, 1996, the Company announced that it had signed an Agreement and Plan of Merger, dated as of July 17, 1996, among the Company, Chateau Properties, Inc., a Maryland corporation ("Chateau"), Chateau Communities, Inc., a newly-formed Maryland corporation ("Chateau Communities") organized by the Company and Chateau, and R Acquisition Sub, Inc., a newly-formed Maryland corporation and a subsidiary of Chateau Communities ("Rsub"), which contemplates a strategic business combination transaction pursuant to which Chateau will merge with Chateau Communities, with Chateau Communities surviving such merger (the "Chateau Merger"), and the Company will merge with Rsub, with the Company surviving such merger (the "ROC Merger" and, together with the Chateau Merger, the "Mergers").

As a result of the Mergers, each outstanding share of common stock, par value $.O1 per share, of the Company ("ROC Common Stock") and non-voting redeemable stock, par value $.O1 per share, of the Company ("ROC Non-Voting Stock") will be converted into 1.042 shares of common stock, par value $.0001 per share, of Chateau Communities ("Chateau Communities Common Stock"), and each outstanding share of common stock, par value $.O1 per share, of Chateau ("Chateau Common Stock") will be converted into one share of Chateau Communities Common Stock. The Mergers are subject to a number of conditions, as described in the Merger Agreement. The Mergers are expected to be completed in the fourth quarter of 1996 and are subject to approval by the stockholders of both the Company and Chateau as well as customary regulatory and other conditions. The ROC Merger will not require use of the Company's cash except to pay for certain expenses relating to such merger. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%.

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

ROC COMMUNITIES, INC.
(Registrant)




By:
   ---------------------------------
Gary P. McDaniel
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 1996