Form 10-Q
period 1996-09-30
ROC COMMUNITIES INC
filed 1996-11-13
CIK 906325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 1996

                                    OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the transition period from ________ to  ________

       Commission file number       001-12258
                               -------------------


                              ROC COMMUNITIES, INC.
             ------------------------------------------------------
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



                                 (303) 741-3707
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
Number of shares of common stock, $.01 par value, outstanding as of November 13, 1996: 12,581,517

                              ROC COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets as of September 30, 1996 and
               December 31, 1995                                           2
          Consolidated Statements of Income for the Three
               Months Ended September 30, 1996 and 1995; Nine Months
               Ended September 30, 1996 and 1995                           3
          Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1996 and 1995                           4
          Notes to Consolidated Financial Statements                   5 - 8
          Supplemental Financial Information                          9 - 10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        11 - 14

PART II.  OTHER INFORMATION                                          15 - 18

SIGNATURES

PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                     ROC COMMUNITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1996             1995
                                          ------------     ------------
                                           (UNAUDITED)

Rental property, net                       $326,952         $272,357
Mortgages receivable                          4,859            4,913
Cash and cash equivalents                     1,661              652
Deferred financing costs, net                 2,404            2,450
Prepaid expenses and other assets, net        8,083            4,830
                                           --------         --------

   Total                                   $343,959         $285,202
                                           --------         --------
                                           --------         --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgage debt                              $59,538          $60,390
 Line of credit                              81,604           24,253
 Accounts payable and accrued expenses        6,603            2,616
 Interest payable                               789              553
 Other liabilities                            1,318              911
 Distributions payable                        5,096            4,845
                                           --------         --------

   Total Liabilities                        154,948           93,568
                                           --------         --------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock ($.01 par value;
  9,841,983 shares authorized, no
  shares issued)
 Common stock ($.01 par value; 90,000,000
  shares authorized; 12,581,517 and
  12,423,500 shares issued and outstanding)     126              124
 Additional paid-in capital                 212,595          208,868
 Cumulative net income                       29,448           20,577
 Cumulative distributions                   (53,158)         (37,935)
                                           --------         --------

   Total Stockholders' Equity               189,011          191,634
                                           --------         --------

    Total                                  $343,959         $285,202
                                           --------         --------
                                           --------         --------

                             See accompanying notes.

                    ROC COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                         -------------------     -------------------
                                           1996        1995        1996        1995
                                         -------     -------     -------     -------
Revenues:
  Rental income                          $15,754     $12,428     $43,599     $36,153
  Management income                          284         342         972         927
  Other income                               161         312         550         808
                                         -------     -------     -------     -------

    Total Revenue                         16,199      13,082      45,121      37,888
                                         -------     -------     -------     -------

Expenses:
  Property operations and maintenance      5,365       4,209      14,473      11,894
  Real estate taxes                        1,234         990       3,419       2,874
  General and administrative                 872         752       2,711       2,329
  Interest                                 2,286       1,223       5,770       3,349
  Amortization of debt costs                 173         277         547         805
  Depreciation and amortization            3,362       2,699       9,330       7,934
                                         -------     -------     -------     -------

    Total Expenses                        13,292      10,150      36,250      29,185
                                         -------     -------     -------     -------

Net Income                               $ 2,907     $ 2,932     $ 8,871     $ 8,703
                                         -------     -------     -------     -------
                                         -------     -------     -------     -------

Net Income Per Share                     $   .23     $   .24     $   .71     $   .70
                                         -------     -------     -------     -------
                                         -------     -------     -------     -------

Weighted Average Shares of
  Common Stock Outstanding                12,582      12,424      12,478      12,424
                                         -------     -------     -------     -------
                                         -------     -------     -------     -------


                             See accompanying notes.

                     ROC COMMUNITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ---------------------
                                                         1996         1995
                                                       --------     --------

Cash Flows From Operating Activities:
 Net income                                            $  8,871     $  8,703
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           9,330        7,934
  Amortization of debt costs                                547          805
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets                    (1,168)         277
    Accounts payable, accrued expenses, and other
    liabilities                                           4,630        1,117
                                                       --------     --------
     Net cash provided by operating activities           22,210       18,836
                                                       --------     --------

Cash Flows From Investing Activities:
 Acquisition of rental properties                       (56,449)     (27,358)
 Capital expenditures                                    (3,356)      (3,755)
 Changes in prepaid expenses and other assets            (2,476)
 Collection of mortgages receivable                          54           49
                                                       --------     --------
     Net cash used in investing activities              (62,227)     (31,064)
                                                       --------     --------

Cash Flows From Financing Activities:
 Proceeds from line of credit                           106,505       24,306
 Principal payments on line of credit                   (49,154)      (1,111)
 Principal payments on mortgages                           (852)      (1,228)
 Payment of deferred financing costs                       (500)        (375)
 Distributions paid                                     (14,973)     (14,411)
                                                       --------     --------
     Net cash provided by (used in) financing
      activities                                         41,026        7,181
                                                       --------     --------

Net Change In Cash and Cash Equivalents                   1,009       (5,047)
Cash and Cash Equivalents at Beginning of Period            652        6,720
                                                       --------     --------
Cash and Cash Equivalents at End of Period             $  1,661     $  1,673
                                                       --------     --------
                                                       --------     --------
Supplemental Cash Flow Information - Interest paid     $  5,532     $  3,241
                                                       --------     --------
                                                       --------     --------

Supplemental disclosure of non-cash investing and
 financing activities:
  Issuance of common stock for acquisitions            $  3,728


                             See accompanying notes.

                     ROC COMMUNITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  GENERAL

    ROC Communities, Inc. and ROCF, Inc. (collectively, with all other subsidiaries of ROC Communities, Inc., the "Company") were organized on March 31, 1993 in Maryland. The Company operates as a real estate investment trust (a "REIT"). The Company and its predecessors have been engaged in the ownership, management, acquisition, operation and expansion of manufactured home communities since 1979. The Company owned 71 communities (21,041 homesites) located in 23 states and fee managed an additional 36 communities (7,167 homesites) as of September 30, 1996. The Company also owned six communities (2,700 homesites) located in six states as part of a joint venture. The Company provides management services for third-party owners and affiliated entities.

    On December 20, 1995, the Company organized RCIP, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership, which is currently a totally-owned subsidiary of the Company, holds nominal assets and liabilities. The Operating Partnership was organized as a first step to reorganize the Company's business in the UPREIT format. The Company has delayed the completion of such reorganization, which will involve the contribution by the Company of substantially all of its assets or beneficial interest therein, subject to liabilities, to the Operating Partnership, in view of the proposed merger with Chateau Properties, Inc., a Maryland corporation ("Chateau"), which is already organized as an UPREIT.

    On June 26, 1996, the Company organized Redwood Acquisition Corp., a Maryland corporation ("RAC"). RAC, which is a totally-owned subsidiary of the Company, acquired two communities in June 1996.

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

    Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

                    ROC COMMUNITIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONTINUED)


2.  ACQUISITION/SALE OF RENTAL PROPERTIES

    The Company acquired one manufactured home community in January 1996 for cash of $9.425 million. The community is located in Cincinnati, Ohio and is comprised of 354 homesites. The acquisition was funded from the Company's $45 million line of credit.

    The Company acquired one manufactured home community in April 1996 for cash of $4 million. The community is located in Albion, New York and is comprised of 235 homesites. In May 1996, the Company acquired one manufactured home community for cash of $800,000. The community is located in Shreveport, Louisana and is comprised of 448 homesites. In June 1996, RAC acquired two communities for $25.5 million. The communities are located in Thornton, Colorado and aggregate 1,512 homesites. These acquisitions were funded from the Company's $50 million line of credit (the "Line of Credit"), $20 million term loan (the "Term Loan"), and issuance of 158,017 shares of non-voting redeemable stock (the "Non-Voting Stock").

    In June 1996, the Company sold one 113 homesite community in Yuma, Arizona for $1.180 million in cash.

    The Company acquired one manufactured home community in July 1996 for cash of $5.7 million. The community is located in Raleigh, North Carolina and is comprised of 315 homesites. The acquisition was funded from the Line of Credit.

    On September 30, 1996, the Company and Chateau completed the acquisition of six manufactured home communities through a joint venture with each company owning 50%. The six communities, which include the capacity for a total of 2,700 homesites, were purchased by the joint venture for $21.2 million in cash. In addition, from the same seller, the Company purchased 100% of a 320-homesite community adjacent to an existing community in Augusta, Georgia for $1.9 million in cash. These acquisitions were funded by a $12 million demand loan (the "First Demand Loan") which was subsequently repaid on November 4, 1996 (see Note 9 - Subsequent Events).

                    ROC COMMUNITIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONTINUED)


3.  RENTAL PROPERTY

    The following summarizes rental property (in thousands):

                                        SEPTEMBER 30,   DECEMBER 31,
                                            1996           1995
                                        -------------   ------------

     Land                                 $ 72,907       $ 62,769
     Land improvements and buildings       279,057        226,526
     Furniture, fixtures and equipment       3,880          3,173
                                          --------       --------
                                           355,844        292,468
     Accumulated depreciation              (28,892)       (20,111)
                                          --------       --------
     Rental property, net                 $326,952       $272,357
                                          --------       --------
                                          --------       --------

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping and clubhouses, storage buildings and common amenities.

4.   DISTRIBUTIONS

     The Company declared a distribution of $.405 per share on September 16, 1996 payable to stockholders of record on September 30, 1996. The distribution was paid on October 15, 1996.

5.   NON-VOTING STOCK

     The outstanding shares of Non-Voting Stock are deemed to be equivalent, on a share per share basis, to the Company's common stock on all matters, except that the holders of Non-Voting Stock do not have any voting rights and shall be able to cause the redemption of such shares anytime after June 30, 2001.

6.   LINE OF CREDIT

     On May 2, 1996, the Company replaced its $45 million line of credit with the Line of Credit and the Term Loan from the First National Bank of Chicago. The Line of Credit, which matures in April 1999, is unsecured and bears interest at LIBOR + 1.50%. On September 30, 1996, the Company obtained the First Demand Loan, which was unsecured and bore interest at 8.50%, from the First National Bank of Chicago. The Term Loan, the First Demand Loan, and $29 million of the Line of Credit were repaid on November 4, 1996 (see Note 9 - Subsequent Events).

7.   PROPOSED MERGER

     On September 17, 1996, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") among the Company, Chateau and R Acquisition

                    ROC COMMUNITIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONCLUDED)


     Sub, Inc., a newly-formed Maryland corporation and a subsidiary of Chateau ("Rsub"), which contemplates a strategic business combination transaction pursuant to which Rsub will merge with the Company, with the Company surviving the merger (the "Merger"). The Amended Merger Agreement amends and restates an earlier agreement, dated as of July 17, 1996, entered into by the Company, Chateau, Rsub and Chateau Communities, Inc., a Maryland corporation organized by the Company and Chateau.

     As a result of the Merger, each outstanding share of common stock, par value $.01 per share (the "Common Stock"), of the Company and each outstanding share of non-voting redeemable stock, par value $.01 per share, of the Company will be converted into 1.042 shares of common stock, par value $.01 per share, of Chateau ("Chateau Common Stock"). The Amended Merger Agreement provides that Chateau will declare and pay a stock dividend on the Chateau Common Stock equal to 3.16% (in the aggregate) of the outstanding Chateau Common Stock (on a fully diluted basis) to securityholders of record immediately prior to the effective time of the Merger. The dividend will be declared prior to, but is contingent upon, the consummation of the Merger. The Merger is subject to a number of conditions, as described in the Amended Merger Agreement. The Merger is expected to be completed in the fourth quarter of 1996 and is subject to approval by the stockholders of both the Company and Chateau as well as customary regulatory and other conditions.

8.   SHAREHOLDER RIGHTS AGREEMENT

     On September 17, 1996, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of Common Stock to stockholders of record at the close of business on September 30, 1996 and for each share of Common Stock issued (including shares distributed from the Company's treasury) by the Company thereafter and prior to a certain specified date determined pursuant to the Rights Agreement (as defined below). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company, at a purchase price of $70.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and KeyBank National Association, as Rights Agent.

9.   SUBSEQUENT EVENTS

     On November 4, 1996, the Company placed $70 million of senior unsecured notes (the "Notes") that mature November 4, 2003 and bear interest at a fixed rate of 7.52%. The proceeds of the Notes were used to repay the Term Loan, the First Demand Loan, certain other demand loans, and $29 million of the Line of Credit.


                                    * * * * *

                     ROC COMMUNITIES, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION


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

In March 1995, NAREIT issued a White Paper which discusses NAREIT's views on certain interpretative issues under the definition of FFO and also encourages certain expanded disclosures relating to FFO in the periodic reports issued by REITs. The White Paper suggests that amortization of deferred financing costs and depreciation of non-rental real estate assets should no longer be added back to net income in calculating FFO. The Company reports FFO in accordance with the interpretative positions set forth in the White Paper. In addition, the Company provides the expanded disclosures encouraged by the White Paper. Accordingly, Item A presents FFO for the three months ended September 30, 1996 and 1995 in accordance with the NAREIT definition, giving effect to the interpretive positions of the White Paper. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. Item B sets forth the expanded disclosures encouraged by the White Paper.

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                                  (IN THOUSANDS)

A.   FUNDS FROM OPERATIONS
     Net Income                                  $2,907      $2,932
     Add:
        Depreciation (1)                          3,180       2,549
        Amortization of other intangibles (2)       146         120
                                                 ------      ------
     Funds from operations                       $6,233      $5,601
                                                 ------      ------
                                                 ------      ------

------------------
(1) Excludes depreciation of non-rental real estate assets of $36,000 and $30,000 for 1996 and 1995, respectively.
(2) Excludes amortization of debt costs of $173,000 and $277,000 for 1996 and 1995, respectively.

                     ROC COMMUNITIES, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                                   (CONCLUDED)


B.   CAPITAL EXPENDITURES

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                                  (IN THOUSANDS)

     Normal recurring                            $  777      $  508
     Revenue producing                            1,581         764
     Construction in progress                       316         434
                                                 ------      ------
                                                 $2,674      $1,706
                                                 ------      ------
                                                 ------      ------

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company owned 71 (21,041 homesites) and 66 (18,078 homesites) communities as of September 30, 1996 and 1995, respectively. In addition, the Company fee managed 36 (7,167 homesites) and 39 (9,452 homesites) communities as of September 30, 1996 and 1995, respectively. As of September 30, 1996, the Company owned six development stage communities in six states as part of a joint venture (the "Joint Venture") with Chateau Properties, Inc. ("Chateau"). These six communities contain an aggregate of approximately 2,700 potential homesites, of which approximately 550 are occupied, approximately 850 are developed and available for rent, and approximately 1,300 are available for future development.

At September 30, 1996, the Company had total assets of $343,959,000, consisting primarily of its manufactured housing communities, and total liabilities of $154,948,000, consisting primarily of mortgage debt of $59,538,000, line of credit borrowings of $81,604,000 and distributions payable of $5,096,000.

The Company derives its revenues principally from the rental of homesites at its communities and, to a lesser extent, fee income from its property management business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

During the third quarter of 1996, the Company acquired one community aggregating 315 homesites for $5,700,000 as compared to the third quarter of 1995 in which the Company acquired three communities aggregating 1,589 homesites for $23,060,000.

The Company had revenues of $16,199,000 and $13,082,000 for the three months ended September 30, 1996 and 1995, respectively. Rental income increased $3,326,000 (26.76%). The increase included $664,000 (5.48%) related to the communities owned during both periods primarily as a result of rental increases and utility pass-throughs. Management income decreased $58,000 (16.96%) primarily due to the acquisition in June 1996 of two previously managed communities. Other income decreased $151,000 (48.40%) primarily as a result of a debt discount of $98,000 in 1995.

Property operations and maintenance increased $1,156,000 (27.46%). These expenses increased $155,000 (3.99%) for the communities owned during both periods primarily due to utility expense increases of $101,000 resulting from rate and usage increases. Real estate taxes increased $244,000 (24.65%), of which the communities owned during both periods accounted for $29,000 (2.98%). General and administrative expenses increased $120,000 (15.96%) as a result of adding additional office space at the corporate office and two regional offices and increased payroll expenses. Interest expense increased $1,063,000 (86.21%) as a result of the 1996 acquisitions that were funded from the Company's $45 million line of credit, the $50

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


million line of credit (the "Line of Credit") and the $20 million term loan (the "Term Loan"). Depreciation and amortization expenses increased $559,000 as a result of the 1996 acquisitions.

The Company had net income of $2,907,000 and $2,932,000 for the three months ended September 30, 1996 and 1995, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company had revenues of $45,121,000 and $37,888,000 for the nine months ended September 30, 1996 and 1995, respectively. Rental income increased $7,446,000 (20.60%). The increase included $1,942,000 (5.42%) related to the communities owned during both periods primarily as a result of rental increases at the communities. Management income increased $45,000 (4.85%) due to the addition of five fee-managed communities, the sale of two fee-managed communities, and rental increases at the communities. Other income decreased $258,000 (31.93%) primarily as a result of a reduction in interest income and the debt discount received in 1995.

Property operations and maintenance increased $2,579,000 (21.68%). These expenses increased $557,000 (5.02%) for the communities owned during both periods primarily due to utility expense increases of $325,000 at the communities resulting from rate and usage increases and increases in maintenance expenses of $97,000. Real estate taxes increased $545,000 (18.96%), and the communities owned during both periods accounted for $69,000 (2.38%) of the increase. General and administrative expenses increased $382,000 (16.40%) as a result of adding additional office space at the corporate office and two regional offices and increased payroll expenses. Interest expense increased $2,421,000 (72.29%) as a result of the acquisitions that were funded from the Company's lines of credit or the Term Loan. Depreciation and amortization expenses increased $1,138,000 as a result of the 1995 and 1996 acquisitions.

The Company had net income of $8,871,000 and $8,703,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in net income of $168,000 (1.93%) was primarily a result of the operations noted above and the 1995 third quarter acquisition of three communities and the 1996 acquisitions of five communities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash of $1,661,000, cash reserves, established pursuant to the terms of the Company's mortgage debt for capital replacements and real property taxes expected to be incurred during the year, of $1,277,000, and other current assets of $3,558,000. At September 30, 1996, the Company had accounts payable and accrued expenses of $6,603,000 including property taxes payable of $2,736,000, distributions payable of $5,096,000, and other current liabilities of $789,000. At September 30, 1996, the Company had $1,750,000 available under its $3 million working capital line of credit. The Company has $59,538,000 of mortgage debt (the "Mortgage Debt") which bears interest at a fixed rate of 7.16%. The Mortgage Debt is due and payable on August 1, 2000. On May 2, 1996, the Company replaced

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


its $45 million line of credit with a new facility through the First National Bank of Chicago, that included the Line of Credit and the Term Loan. The Line of Credit, which matures in April 1999, is unsecured and bears interest at LIBOR + 1.50%. On September 30, 1996, the Company had $48,354,000 outstanding on the Line of Credit and $20 million outstanding on the Term Loan. On September 30, 1996, the Company received a $12 million demand loan (the "First Demand Loan"), which bore interest at 8.50%. The Term Loan, the First Demand Loan, certain other demand loans, and $29 million of the Line of Credit were repaid on November 4, 1996 from the proceeds of $70 million of senior unsecured notes (the "Notes"). The Notes mature November 4, 2003 and bear interest at a fixed rate of 7.52%.

The Company declared a distribution of $5,096,000, or $.405 per share, on September 16, 1996 for stockholders of record on September 30, 1996. The distribution was paid on October 15, 1996.

The Company expects to meet its short-term liquidity requirements, principally distributions to stockholders and capital improvements to its communities, through funds generated from operations and working capital, including cash reserves established pursuant to the terms of the Mortgage Debt.

Expansion of existing manufactured home communities, (including those owned by the Joint Venture), acquisition of additional communities and the repayment of principal on the Mortgage Debt or any other debt incurred by the Company, represent the Company's principal long-term capital requirements. The Company does not expect to generate sufficient cash flow from operating activities to meet its long-term liquidity needs described above and intends to finance them primarily through additional equity offerings, borrowings under the Line of Credit, or alternative forms of financing or refinancing.

On September 17, 1996, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") among the Company, Chateau and R Acquisition Sub, Inc., a newly-formed Maryland corporation and a subsidiary of Chateau ("Rsub"), which contemplates a strategic business combination transaction pursuant to which Rsub will merge with the Company, with the Company surviving the merger (the "Merger"). The Amended Merger Agreement amends and restates an earlier agreement, dated as of July 17, 1996, entered into by the Company, Chateau, Rsub and Chateau Communities, Inc., a Maryland corporation organized by the Company and Chateau.

As a result of the Merger, each outstanding share of common stock, par value $.01 per share, of the Company and each outstanding share of non-voting redeemable stock, par value $.01 per share, of the Company will be converted into 1.042 shares of common stock, par value $.01 per share, of Chateau ("Chateau Common Stock"). The Amended Merger Agreement provides that Chateau will declare and pay a stock dividend on the Chateau Common Stock equal to 3.16% (in the aggregate) of the outstanding Chateau Common Stock (on a fully diluted basis) to securityholders of record immediately prior to the effective time of the Merger. The dividend will be declared prior to, but is contingent upon, the consummation of the Merger. The Merger

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONCLUDED)


is subject to a number of conditions, as described in the Amended Merger Agreement. The Merger is expected to be completed in the fourth quarter 1996 and is subject to approval by the stockholders of both the Company and Chateau as well as customary regulatory and other conditions. The Merger will not require use of the Company's cash except to pay for certain unreimbursed expenses relating to such merger. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%.

INFLATION

Substantially all of the leases at the communities allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 In connection with the proposed merger (the "Merger") between ROC Communities, Inc. (the "Company") and Chateau Properties, Inc. ("Chateau"), a complaint was filed, on September 12, 1996, in the Circuit Court for Montgomery County, Maryland by a stockholder of Chateau, Harbor Finance Partnership, purportedly on behalf of all Chateau stockholders against Chateau and its directors. The complaint alleges, among other things, that the Chateau directors have violated their fiduciary duties to stockholders by agreeing to a business combination with the Company and refusing to endorse the tender offer of Manufactured Home Communities, Inc. ("MHC") and seeks, among other things, injunctive relief and unspecified monetary damages, including attorneys' and experts' fees. Chateau believes the allegations are entirely lacking in merit and intends to defend against this action.

 On September 17, 1996, Chateau filed suit in the United States District Court for the District of Maryland (the "District Court") against MHC and its operating partnership. In its complaint, Chateau alleges that (i) MHC's tender offer has been made in violation of federal securities laws because it contains untrue statements of material fact and omits to state material facts and (ii) MHC has begun a proxy solicitation in opposition to the Merger and has made material misstatements of facts and omitted to disclose other material facts as part of that solicitation effort in violation of applicable federal law, and seeks injunctive relief and monetary damages in respect thereof. In addition, the complaint seeks a declaratory judgment that (i) the purchase of common stock of Chateau pursuant to MHC's tender offer would violate Article VI of Chateau's charter, (ii) the second step merger proposed in MHC's tender offer would be subject to the restrictions contained in the Maryland Business Combination Law, and (iii) Chateau's Board of Directors is not required to exempt the purchase of Chateau's common stock pursuant to MHC's tender offer from the ownership limit specified in Chateau's charter or from the Maryland Business Combination Law.

 On September 25, 1996, MHC and its operating partnership filed an answer to Chateau's complaint, counterclaims and a third-party complaint in the District Court. The counterclaims name as counterclaim defendants Chateau, the Company and the directors of Chateau (the "Director Defendants") and allege that, among other things: (i) Chateau violated Section 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act") by falsely stating that the excess stock provisions in Chateau's charter would apply to MHC's tender offer, and by failing to disclose the full, negative tax implications of the revised Merger with the Company, (ii) Chateau violated Section 14(d) of the Exchange Act by making an unauthorized solicitation designed to discourage stockholders from tendering their shares of Chateau's common stock, (iii) Chateau violated
 Section 14(e) of the Exchange Act by falsely stating that Chateau was prohibited from negotiating with other parties by the terms of the merger agreement between the Company and Chateau, (iv) the Director Defendants breached their fiduciary duties of good faith and due care by self-dealing and pursuing their own financial interest to the detriment of Chateau's stockholders, and (v) the Company knowingly participated in and aided and abetted the Director Defendants' breaches and self dealing.

 The counterclaims seek, among other things, a court order: (i) enjoining Chateau and the Director Defendants from carrying out Chateau's Share Repurchase Program, (ii) enjoining the Company from purchasing up to 350,000 shares of Chateau's common stock, (iii) enjoining the counterclaim defendants from consummating or proceeding with the Merger, (iv) directing Chateau to issue public statements

PART II.  OTHER INFORMATION
(CONTINUED)


 correcting any previously made false statements, (v) declaring that stock purchased by MHC pursuant to its tender offer would not be deemed excess stock under the terms of Chateau's charter, (vi) directing the Director Defendants to exempt MHC from the Maryland Business Combination Law, and (vii) awarding MHC compensatory damages and its costs and expenses, including attorneys' fees.

 In addition, on the same date, MHC and its operating partnership filed a motion for a temporary restraining order, together with a memorandum in support of the motion. The motion for a temporary restraining order requested the District Court to enjoin Chateau from purchasing or selling any shares of its common stock or from taking any other actions that would effectively alter the status quo. On September 26, 1996, the District Court, denied MHC's motion for a temporary restraining order.

 On September 25, 1996, MHC also filed a motion in the District Court seeking a preliminary injunction against, among other things, Chateau and the Company taking steps to consummate the Merger, repurchasing (or, in the case of the Company, purchasing) Chateau's common stock, treating the acquisition by MHC's operating partnership of more than 7% of Chateau's outstanding common shares as excess stock pursuant to the terms of Chateau's charter, or declaring that MHC and its operating partnership are subject to the Maryland Business Combination Law. A hearing on this motion had been scheduled for November 14, 1996. However, MHC has withdrawn its motion.

 On or about September 27, 1996, a purported class action complaint encaptioned NILES v. CHATEAU PROPERTIES, ET AL. (Case No.158284), was filed in the Circuit Court for Montgomery County, Maryland by a stockholder of Chateau purportedly on behalf of all such stockholders against Chateau and its directors. The complaint alleges, among other things, that Chateau's directors have violated their fiduciary duties by agreeing to a business combination with the Company and by refusing to endorse MHC's tender offer or the proposal by Sun Communities, Inc., and seeks injunctive relief and unspecified monetary damages. Chateau believes the allegations are entirely lacking in merit and intends to defend against this action.

 On October 4, 1996, a purported class action and derivative complaint encaptioned ZSA ASSET ALLOCATION FUND v. BOLL, ET AL. (Case No. 158652), was filed in the Circuit Court for Montgomery County, Maryland by a stockholder of Chateau purportedly on behalf of all such stockholders against Chateau and its directors and on behalf of Chateau and its stockholders against Chateau's directors. The complaint alleges, among other things, that Chateau's directors have violated their fiduciary duties by agreeing to a business combination with the Company, and by refusing to endorse MHC's tender offer or the proposal by Sun Communities, Inc., and seeks injunctive relief and unspecified monetary damages. Chateau believes the allegations are entirely lacking in merit and that the plaintiff is not entitled to advance the claims purportedly brought on behalf of Chateau, and intends to defend against this action.

 By an order dated November 1, 1996, the Circuit Court for Montgomery County, Maryland, consolidated these three state court cases.

PART II.  OTHER INFORMATION
(CONCLUDED)


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits

        27.  Financial Data Schedules

 (b)    Reports on Form 8-K

     During the quarter ended September 30, 1996, the Company filed the following Current Reports on Form 8-K:

     1. Form 8-K, filed July 11, 1996, reporting, under Item 2 - Acquisition or Disposition of Assets, the acquisition by the Company of an aggregate of six manufactured home communities, containing a total of 2,864 homesites, through the date thereof.

     2. Form 8-K, filed July 29, 1996, reporting, under Item 5 - Other Events, the execution of an Agreement and Plan of Merger among the Company, Chateau Properties, Inc., Chateau Communities, Inc. and R Acquisition Sub, Inc.

     3. Form 8-K/A, filed September 9, 1996, amending the Form 8-K, filed July 11, 1996, to include the financial statements required under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits to be filed in connection with the Company's acquisition of the six manufactured home communities.

     4. Form 8-K, filed September 20, 1996, reporting, under Item 5 - Other Events, the execution of an Amended and Restated Agreement and Plan of Merger among the Company, Chateau Properties, Inc. and R Acquisition Sub, Inc., the execution of a Rights Agreement between the Company and KeyBank National Association, and the amendment of the Company's Bylaws.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROC COMMUNITIES, INC.
(Registrant)




By:   /s/ Gary P. McDaniel
   ------------------------------------------
Gary P. McDaniel
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 1996